Form 10-Q
period 2015-06-30
Aquilarts, Inc.
filed 2015-08-19
CIK 1623020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at August 19, 2015

Common Stock, par value $0.0001	67,987,206

Documents incorporated by reference:	None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	2-4

Notes to Unaudited Condensed Financial Statements	5-7

AQUILARTS, INC.

(formerly Deer Valley Acquisition Corporation)

 CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash	$18,478	$-
Other receivables	2,472	-
Advance to supplier	76,300	-
Total assets	$97,249	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued wages	$84,000	$-
Convertible debenture	100,000	-
Total liabilities	184,000	-
Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 67,987,206 and 20,000,00 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	6,799	2,000
Discount on common stock	(250)	(2,000)
Subscription receivable	(4,077)	-
Additional paid-in capital	712	712
Accumulated deficit	(89,934)	(712)
Total stockholders' deficit	(86,751)	-
Total liabilities and stockholders' deficit	$97,249	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

AQUILARTS, INC.

(formerly Deer Valley Acquisition Corporation)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015

Revenue	$-	$-

Cost of revenue	-	-
Gross profit	-	-

Salaries and wages	84,000	84,000
Operating expenses	5,226	5,226
Operating loss	(89,226)	(89,226)

Other income	4	4

Loss before income taxes	(89,222)	(89,222)
Income tax expense	-	-
Net loss	$(89,222)	$(89,222)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares - basic and diluted	14,594,706	24,539,457

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

AQUILARTS, INC.

(formerly Deer Valley Acquisition Corporation)

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended
June 30, 2015
OPERATING ACTIVITIES
Net loss	$(89,222)
Non-cash adjustments to reconcile net loss to net cash:
Changes in operating assets and liabilities:
Accrued wages	84,000
Prepaid inventory	(76,300)
Net cash used in operating activities	(81,522)
FINANCING ACTIVITIES
Convertible debenture	100,000
Net cash provided by financing activities	100,000
Net increase in cash	18,478
Cash, beginning of period	-
Cash, end of period	$18,478

Supplemental cash flow information:
Interest paid	$-
Income tax paid	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Aquilarts, Inc. ("Aquilarts" or "the Company") was incorporated on September 25, 2014 under the laws of the state of Delaware. The Company intends to develop a business of acquiring art assets and then retailing that art through several channels of distribution including:

A network of U.S. and international art galleries,

A charity auction program,

An art leasing business that leases-to-own sculpture art to businesses, and

A trade show program that retails art through booths at conventions and trade shows.

The Company anticipates that it will develop its business plan through capital contribution and investment.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. The results for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash of $18,478 as of June 30, 2015 and $0 as of December 31, 2014.

INVENTORY

Inventory is valued at the lower of cost or fair market value. The Company had no inventory on hand as of June 30, 2015 and December 31, 2014.

ADVANCE TO SUPPLIER

On June 10, 2015, the Company entered into a contract to purchase sculpture molds from a private third-party, originally for the sum of $100,000 but subsequently verbally adjusted to $103,600 to more accurately reflect shipping costs of approximately $53,600 in order to ship the molds from Italy to the United States. As of June 30, 2015, the Company had paid for $76,300 of the total $103,600 and intends to pay the remaining shipping cost of $27,300 after generating cash from a private placement offering anticipated in the third quarter of 2015. As of August 19, 2015, the Company does not physically possess the molds and will not be able to physically acquire them until it can pay the remaining $27,300 in shipping costs. The Company believes it will be able to have physical possession of the molds before 2015 year-end.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained a net loss of $89,222 during the six months ended June 30, 2015.

The Company had a working capital deficiency of $86,751 and an accumulated deficit of $89,934 as of June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 4 – CONVERTIBLE NOTE

On May 15, 2015, the Company borrowed $100,000 pursuant to a convertible promissory note from Greg Horne payable on demand at any time after the Company’s common stock is offered on any public stock exchange. Interest shall accrue commencing on the date of execution of the note at a rate of 12% per annum. The entire principal amount and any accrued interest is convertible into shares of common stock of the Company when or if the market price of the Company’s common stock equals to $1.00 per share. The Company anticipates offering a private placement in the third quarter of 2015 at a price of $1.00 per share of common stock and any purchase of such stock at such price will be deemed to establish the market price of the Company’s stock at $1.00 per share.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On September 25, 2014, the Company issued 20,000,000 founders common stock to the two sole directors and officers. The Company effected a change in control on April 27, 2015 with the redemption and cancellation of 17,500,000 shares of the 20,000,000 outstanding shares of common stock and the issuance of 3,000,000 shares to Karl C. Powell, as well as the resignation of the then officers and directors and the appointment of Karl C. Powell as its Chief Executive Officer and Michael Balter as its President, Chief Operating Officer, Secretary and Treasurer. Karl C. Powell was named director of the Company. As of August 19, 2015, Karl C. Powell is the Chairman, President, and Chief Executive Officer of the Company, and Mark Nishi is the Vice President and Chief Financial Officer of the Company.

On June 2, 2015, the Company issued 62,487,206 shares of its common stock at par, of which 40,774,619 were recognized as subscription receivable as of June 30, 2015.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2015, 67,987,206 shares of common stock and no preferred stock were issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aquilarts, Inc. (“the Company”) was incorporated on September 25, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

On April 27, 2015, the following events occurred which resulted in a change of control of the Company:

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

3. The Company issued 3,000,000 shares of its common stock at par to Karl C. Powell, the sole director of the Company.

As of the period covered by this report, the Company has no operations nor engages in any business activities generating revenues.

On August 19, 2015, Michael Balter effectively resigned as Chief Financial Officer and Mark Nishi replaced him. The Company intends to file a Form 8-K on or shortly after Michael Balter’s effective date of resignation.

The Company intends to develop a business of acquiring art assets and then retailing that art through several channels of distribution including:

A network of U.S. and international art galleries,

A charity auction program,

An art leasing business that leases-to-own sculpture art to businesses, and

A trade show program that retails art through booths at conventions and trade shows.

Upon the acquisition of the Chiurazzi molds, into which bronze is poured in order to create sculptures, the Company will have the ability to produce posthumous, first edition originals, which international fine art protocol has defined as a limited production of nine or less. The Chiurazzi Foundry has established a legacy in the world of ancient masterpieces. Many of the premiere museums in the world display works of art immortalized by the artisan and craftsman of the Chiurazzi Foundry.

The Company anticipates that it will develop its business plan through capital contribution and investment.

On May 15, 2015, the Company borrowed $100,000 pursuant to a convertible promissory note from Greg Horne payable on demand at any time after the Company’s common stock is offered on any public stock exchange. Interest shall accrue commencing on the date of execution of the note at a rate of 12% per annum. The entire principal amount and any accrued interest is convertible into shares of common stock of the Company when or if the market price of the Company’s common stock equals to $1.00 per share. The Company anticipates offering a private placement in the third quarter of 2015 at a price of $1.00 per share of common stock and any purchase of such stock at such price will be deemed to establish the market price of the Company’s stock at $1.00 per share.

Results of Operations

The Company reported a net loss of $89,222 for the three and six months ended June 30, 2015, which resulted primarily from salaries and wages of $84,000. The Company had no revenue and no cost of revenue for the three and six months ended June 30, 2015.

Liquidity and Capital Resources

The Company had cash of $18,487 and $0 as of June 30, 2015 and December 31, 2014, respectively. The Company had a working capital deficiency of $86,751 and $0 as of June 30, 2015 and December 31, 2014, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes outside the ordinary course of business for any contractual obligations during the interim period.

Seasonal Aspects

There were no seasonal aspects of the business that have had a material effect on the financial condition of the Company or results of its operations.

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

Based upon that evaluation, the Company's principal executive officer (who was also the principal financial officer) believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25, 2014, the Company issued 20,000,000 shares of its common stock to two shareholders, of which 17,500,000 shares were redeemed on April 27, 2015.

On April 27, 2015, the Company issued 3,000,000 shares of common stock at par to its sole director, Karl C. Powell.

On June 2, 2015, the Company issued 62,487,206 shares of its common stock at par, of which 40,774,619 was recognized as subscription receivable as of June 30, 2015.

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

AQUILARTS, INC.

	By:	/s/ Karl. C. Powell
Chairman
President
Chief Executive Officer

	By:	/s/ Mark Nishi
Vice President
Chief Financial Officer

Dated: August 19, 2015

